Form 10-K
period 2016-12-31
DBJPM 2016-C1 Mortgage Trust
filed 2017-03-27
CIK 1668738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-206705-03

Central Index Key Number of the issuing entity: 0001668738

DBJPM 2016-C1 Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013454

Deutsche Mortgage & Asset Receiving Corporation

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3991382 38-3991383 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / / Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / / Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer           /X/  (Do not check if a smaller reporting company)                           Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / / Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Williamsburg Premium Outlets Mortgage Loan, the 600 Broadway Mortgage Loan, the SLS South Beach Mortgage Loan, the Hall Office Park A1/G1/G3 Mortgage Loan and the Renaissance Providence Downtown Hotel Mortgage Loan, which constituted approximately 8.6%, 4.9%, 4.3%, 3.4% and 3.1%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Williamsburg Premium Outlets Mortgage Loan which is an asset of the issuing entity and four other pari passu loans, which are not assets of the issuing entity, (b) with respect to the 600 Broadway Mortgage Loan which is an asset of the issuing entity and five other pari passu loans, which are not assets of the issuing entity, (c) with respect to the SLS South Beach Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Hall Office Park A1/G1/G3 Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (e) with respect to the Renaissance Providence Downtown Hotel Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Williamsburg Premium Outlets Mortgage Loan, the 600 Broadway Mortgage Loan, the SLS South Beach Mortgage Loan, the Hall Office Park A1/G1/G3 Mortgage Loan and the Renaissance Providence Downtown Hotel Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 7700 Parmer Mortgage Loan, which constituted approximately 3.9% of the asset pool of the issuing entity as of its cut-off date.  The 7700 Parmer Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 7700 Parmer Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the JPMCC Commercial Mortgage Securities Trust 2015-JP1 transaction, Commission File Number 333-206361-01 (the “JPMCC 2015-JP1 Transaction”). This loan combination, including the 7700 Parmer Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the JPMCC 2015-JP1 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMCC 2015-JP1 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMCC 2015-JP1 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 225 Liberty Street Mortgage Loan, which constituted approximately 5.0% of the asset pool of the issuing entity as of its cut-off date.  The 225 Liberty Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 225 Liberty Street Mortgage Loan and five other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the 225 Liberty Street Trust 2016-225L transaction (the “LBTY 2016-225L Transaction”). This loan combination, including the 225 Liberty Street Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the LBTY 2016-225L Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the trust and servicing agreement for the LBTY 2016-225L Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the LBTY 2016-225L Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 787 Seventh Avenue Mortgage Loan, which constituted approximately 9.8% of the asset pool of the issuing entity as of its cut-off date.  The 787 Seventh Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 787 Seventh Avenue Mortgage Loan and seven other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2016-787S Mortgage Trust transaction (the “COMM 2016-787S Transaction”). This loan combination, including the 787 Seventh Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the COMM 2016-787S Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the trust and servicing agreement for the COMM 2016-787S Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the COMM 2016-787S Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Naples Grande Beach Resort Mortgage Loan, which constituted approximately 7.3% of the asset pool of the issuing entity as of its cut-off date.  The Naples Grande Beach Resort Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Naples Grande Beach Resort Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the JPMBB Commercial Mortgage Securities Trust 2016-C1 transaction, Commission File Number 333-206361-02 (the “JPMBB 2016-C1 Transaction”). This loan combination, including the Naples Grande Beach Resort Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2016-C1 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMBB 2016-C1 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMBB 2016-C1 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Columbus Park Crossing Mortgage Loan, which constituted approximately 3.7% of the asset pool of the issuing entity as of its cut-off date.  The Columbus Park Crossing Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Columbus Park Crossing Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the COMM 2016-DC2 Mortgage Trust transaction, Commission File Number 333-206705-02 (the “COMM 2016-DC2 Transaction”). This loan combination, including the Columbus Park Crossing Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2016-DC2 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the COMM 2016-DC2 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2016-DC2 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Hagerstown Premium Outlets Mortgage Loan, which constituted approximately 3.7% of the asset pool of the issuing entity as of its cut-off date.  The Hagerstown Premium Outlets Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Hagerstown Premium Outlets Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the Hagerstown Premium Outlets Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Hagerstown Premium Outlets loan combination in the JPMCC Commercial Mortgage Securities Trust 2016-JP2 transaction, Commission File Number 333-206361-04 (the “JPMCC 2016-JP2 Transaction”).  After the closing of the JPMCC 2016-JP2 Transaction on July 29, 2016, this loan combination, including the Hagerstown Premium Outlets Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the JPMCC 2016-JP2 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMCC 2016-JP2 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMCC 2016-JP2 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and certificate administrator of the 7700 Parmer Mortgage Loan, the Naples Grande Beach Resort Mortgage Loan and the Hagerstown Premium Outlets Mortgage Loan, the primary servicer of the 225 Liberty Street Mortgage Loan and the Columbus Park Crossing Mortgage Loan, and the primary servicer and special servicer of the 787 Seventh Avenue Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 7700 Parmer Mortgage Loan, the Naples Grande Beach Resort Mortgage Loan, and the Hagerstown Premium Outlets Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Naples Grande Beach Resort Mortgage Loan and the 7700 Parmer Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement and the Columbus Park Crossing Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Deutsche Bank Trust Company Americas is the certificate administrator of the 787 Seventh Avenue Mortgage Loan and the Columbus Park Crossing Mortgage Loan. As a result, Deutsche Bank Trust Company Americas is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Deutsche Bank Trust Company Americas in the capacities described above are listed in the Exhibit Index.

Deutsche Bank Trust Company Americas is the custodian of the 787 Seventh Avenue Mortgage Loan and the Columbus Park Crossing Mortgage Loan.  As a result, Deutsche Bank Trust Company Americas is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Deutsche Bank Trust Company Americas in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the 7700 Parmer Mortgage Loan, the Naples Grande Beach Resort Mortgage Loan and the Hagerstown Premium Outlets Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the 7700 Parmer Mortgage Loan, the 225 Liberty Street Mortgage Loan, the 787 Seventh Avenue Mortgage Loan, the Naples Grande Beach Resort Mortgage Loan, the Columbus Park Crossing Mortgage Loan and the Hagerstown Premium Outlets Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the JPMCC 2015-JP1 Transaction, the pooling and servicing agreement for the LBTY 2016-225L Transaction, the pooling and servicing agreement for the COMM 2016-787S Transaction, the pooling and servicing agreement for the JPMBB 2016-C1 Transaction, the pooling and servicing agreement for the COMM 2016-DC2 Transaction and the pooling and servicing agreement for the JPMCC 2016-JP2 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the 7700 Parmer Mortgage Loan, the 225 Liberty Street Mortgage Loan, the 787 Seventh Avenue Mortgage Loan, the Naples Grande Beach Resort Mortgage Loan, the Columbus Park Crossing Mortgage Loan and the Hagerstown Premium Outlets Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the 7700 Parmer Mortgage Loan, the 225 Liberty Street Mortgage Loan, the 787 Seventh Avenue Mortgage Loan, the Naples Grande Beach Resort Mortgage Loan, the Columbus Park Crossing Mortgage Loan and the Hagerstown Premium Outlets Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and the accountant’s attestation report of U.S. Bank National Association,  as a servicing function participant engaged by Citibank, N.A. with respect to the maintenance of collateral or security on pool assets as required by the trust and servicing agreement  for the LBTY 2016-225L Transaction and the safeguarding of pool assets and related documents as required by the trust and servicing agreement for the LBTY 2016-225L Transaction with respect to the 225 Liberty Street Mortgage Loan.  These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(i)-(ii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, U.S. Bank is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that include the 225 Liberty Street Mortgage Loan, the Columbus Park Crossing Mortgage Loan and the Hagerstown Premium Outlets Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of CWCapital Asset Management LLC as special servicer of the Columbus Park Crossing Mortgage Loan and LNR Partners, LLC as special servicer of the Hagerstown Premium Outlets Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Trimont Real Estate Advisors, LLC as special servicer of the 225 Liberty Street Mortgage Loan, Citibank, N.A. as certificate administrator of the 225 Liberty Street Mortgage Loan, CWCapital Asset Management LLC as special servicer of the Columbus Park Crossing Mortgage Loan and LNR Partners, LLC as special servicer of the Hagerstown Premium Outlets Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian, Citibank, N.A., as certificate administrator, Deutsche Bank Trust Company Americas, as certificate administrator and custodian, and CWCapital Asset Management LLC, as special servicer:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Citibank, N.A. (“Citibank”) is acting as certificate administrator of the LBTY 2016-225L Transaction.  In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions.  Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. This case is still pending as to the one remaining trust at issue.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee.  This case includes the 24 trusts previously dismissed in the federal action, and one additional trust.  The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”).  Citibank’s motion to dismiss was fully briefed as of April 15, 2016.  Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016.  Citibank’s motion to dismiss the amended complaint was fully briefed as of October 21, 2016. We await a decision.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are also in front of Judge Carter. Defendants’ joint motion to dismiss was fully briefed as of March 22, 2016.  On September 30, 2016, the Court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction.  On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order.  On October 25, 2016, the court granted leave for defendants to file an opposition brief.  Defendants filed their opposition on November 15, 2016 and Plaintiff filed its reply brief on November 22, 2016. We await a decision from the Court on plaintiff’s motion.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts.  However, Citibank denies liability and continues to vigorously defend against these litigations.  Furthermore,  neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as certificate administrator under the trust and servicing agreement for the LBTY 2016-225L Transaction.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss.  On March 22, 2016, plaintiffs filed an amended complaint in federal court.  In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest.   The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain.  On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint.  On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed.  On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty.  On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed.  On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers.  Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts.  On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant.  The amended complaint asserts three causes of action:  breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest.  Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts.  The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain.  On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs’ breach of contract cause of action.  On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing Plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike.  Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint.  Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts.  As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.  Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as certificate administrator and custodian under the trust and servicing agreement for the COMM 2016-787S Transaction and the certificate administrator and custodian under the pooling and servicing agreement for the COMM 2016-DC2 Transaction.

On January 24, 2016 PSW NYC LLC commenced a complaint (the “PSW Complaint”) with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as Trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 20007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000 – such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “Settlement Agreement”) or (b) the rescission of the Settlement Agreement which would result in, among other things, the rescission of the sale of the Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the Settlement Agreement by fraud and further that the terms of the Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filled a motion to dismiss the complaint (the “CWCAM Motion to Dismiss”). Oral argument has been set by the PSW Court on the CWCAM Motion to Dismiss for August 23, 2016. There can be no assurances as to the outcome of this CWCAM Motion to Dismiss or the PSW Complaint or the possible impact on CWCAM. However, CWCAM believes that it was not guilty of any fraud in the procurement of the Settlement Agreement, that it performed its obligations under applicable pooling and servicing agreements in good faith and disputes PSW NYC LLC allegations. CWCAM intends to vigorously contest such allegations.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on April 19, 2016 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 7700 Parmer Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMCC 2015-JP1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMCC 2015-JP1 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMCC 2015-JP1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 225 Liberty Street Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the LBTY 2016-225L Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the LBTY 2016-225L Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the LBTY 2016-225L Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 787 Seventh Avenue Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the COMM 2016-787S Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule I to the trust and servicing agreement for the COMM 2016-787S Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2016-787S Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Naples Grande Beach Resort Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2016-C1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMBB 2016-C1 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMBB 2016-C1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Columbus Park Crossing Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2016-DC2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2016-DC2 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2016-DC2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Hagerstown Premium Outlets Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMCC 2016-JP2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMCC 2016-JP2 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMCC 2016-JP2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1 Pooling and Servicing Agreement, dated as of April 1, 2016, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on June 1, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of December 1, 2015, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.3 Trust and Servicing Agreement, dated as of February 6, 2016, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Trimont Real Estate Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Certificate Administrator (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.4 Trust and Servicing Agreement, dated as of March 1, 2016, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer and Special Servicer, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.5 Pooling and Servicing Agreement, dated as of March 1, 2016, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.6 Pooling and Servicing Agreement, dated as of March 1, 2016, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K/A filed on June 1, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.7 Pooling and Servicing Agreement, dated as of July 1, 2016, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 4, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.8 Co-Lender Agreement, dated as of March 16, 2016, between German American Capital Corporation, as Note A-1 Holder, German American Capital Corporation, as Note A-2 Holder, German American Capital Corporation, as Note A-3 Holder, German American Capital Corporation, as Note A-4 Holder, German American Capital Corporation, as Note A-5 Holder, and German American Capital Corporation, as Note A-6 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.9 Co-Lender Agreement, dated as of April 13, 2016, between The Bank of New York Mellon, as Note A-1 Holder, The Bank of New York Mellon, as Note A-2-1 Holder, The Bank of New York Mellon, as Note A-2-2 Holder, The Bank of New York Mellon, as Note A-3 Holder, German American Capital Corporation, as Note A-4 Holder, German American Capital Corporation, as Note A-5-1 Holder, German American Capital Corporation, as Note A-5-2 Holder, and German American Capital Corporation, as Note A-6 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.10 Co-Lender Agreement, dated as of April 1, 2016, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.11 Co-Lender Agreement, dated as of April 19, 2016, between German American Capital Corporation, as Note A-1 Holder, and German American Capital Corporation, as Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.12 Co-Lender Agreement, dated as of April 1, 2016, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.13 Co-Lender Agreement, dated as of December 29, 2016, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.14 Co-Lender Agreement, dated as of February 6, 2016, among Citigroup Global Markets Realty Corp., as Initial Note A-1A Holder, German American Capital Corporation, as Initial Note A-1B Holder, Wells Fargo Bank, National Association, as Initial Note A-1C Holder, Citigroup Global Markets Realty Corp., as Initial Note A-1D Holder, German American Capital Corporation, as Initial Note A-1E Holder, Wells Fargo Bank, National Association, as Initial Note A-1F Holder, Citigroup Global Markets Realty Corp., as Initial Note A-2A Holder, German American Capital Corporation, as Initial Note A-2B Holder, and Wells Fargo Bank, National Association, as Initial Note A-2C Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.15 Amended and Restated Co-Lender Agreement, dated as of March 28, 2016, by and between Wilmington Trust, National Association, not in its individual capacity but solely as Trustee for the benefit of the Holders of COMM 2016-787S Mortgage Trust Commercial Mortgage Pass-Through Certificates, as Note A-1 Holder, Note A-2 Holder, Note A-3 Holder, Note A-4 Holder, Note A-5 Holder and Note A-6 Holder, German American Capital Corporation, as Note A-7 Holder and Note A-8 Holder, and Wilmington Trust, National Association, not in its individual capacity but solely as Trustee for the benefit of the Holders of COMM 2016-787S Mortgage Trust Commercial Mortgage Pass-Through Certificates, as Note B Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.16 Co-Lender Agreement, dated as of March 15, 2016, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.17 Co-Lender Agreement, dated as of March 16, 2016, between German American Capital Corporation, as Note A-1 Holder, and German American Capital Corporation, as Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Park Bridge Lender Services LLC, as Operating Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 33.1)
33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 33.2)
33.11 Wilmington Trust, National Association, as Trustee of the Williamsburg Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)
33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 33.4)
33.13 Wells Fargo Bank, National Association, as Custodian of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 33.5)
33.14 Park Bridge Lender Services LLC, as Operating Advisor of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 33.6)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 33.7)
33.16 National Tax Search, LLC, as Servicing Function Participant of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 33.8)
33.17 Wells Fargo Bank, National Association, as Primary Servicer of the 600 Broadway Mortgage Loan (see Exhibit 33.1)
33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 600 Broadway Mortgage Loan (see Exhibit 33.2)
33.19 Wilmington Trust, National Association, as Trustee of the 600 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)
33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the 600 Broadway Mortgage Loan (see Exhibit 33.4)
33.21 Wells Fargo Bank, National Association, as Custodian of the 600 Broadway Mortgage Loan (see Exhibit 33.5)
33.22 Park Bridge Lender Services LLC, as Operating Advisor of the 600 Broadway Mortgage Loan (see Exhibit 33.6)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 600 Broadway Mortgage Loan (see Exhibit 33.7)
33.24 National Tax Search, LLC, as Servicing Function Participant of the 600 Broadway Mortgage Loan (see Exhibit 33.8)
33.25 Wells Fargo Bank, National Association, as Primary Servicer of the SLS South Beach Mortgage Loan (see Exhibit 33.1)
33.26 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SLS South Beach Mortgage Loan (see Exhibit 33.2)
33.27 Wilmington Trust, National Association, as Trustee of the SLS South Beach Mortgage Loan (Omitted. See Explanatory Notes.)
33.28 Wells Fargo Bank, National Association, as Certificate Administrator of the SLS South Beach Mortgage Loan (see Exhibit 33.4)
33.29 Wells Fargo Bank, National Association, as Custodian of the SLS South Beach Mortgage Loan (see Exhibit 33.5)
33.30 Park Bridge Lender Services LLC, as Operating Advisor of the SLS South Beach Mortgage Loan (see Exhibit 33.6)
33.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the SLS South Beach Mortgage Loan (see Exhibit 33.7)
33.32 National Tax Search, LLC, as Servicing Function Participant of the SLS South Beach Mortgage Loan (see Exhibit 33.8)
33.33 Wells Fargo Bank, National Association, as Primary Servicer of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 33.1)
33.34 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 33.2)
33.35 Wilmington Trust, National Association, as Trustee of the Hall Office Park A1/G1/G3 Mortgage Loan (Omitted. See Explanatory Notes.)
33.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 33.4)
33.37 Wells Fargo Bank, National Association, as Custodian of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 33.5)
33.38 Park Bridge Lender Services LLC, as Operating Advisor of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 33.6)
33.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 33.7)
33.40 National Tax Search, LLC, as Servicing Function Participant of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 33.8)
33.41 Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 33.1)
33.42 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 33.2)
33.43 Wilmington Trust, National Association, as Trustee of the Renaissance Providence Downtown Hotel Mortgage Loan (Omitted. See Explanatory Notes.)
33.44 Wells Fargo Bank, National Association, as Certificate Administrator of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 33.4)
33.45 Wells Fargo Bank, National Association, as Custodian of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 33.5)
33.46 Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 33.6)
33.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 33.7)
33.48 National Tax Search, LLC, as Servicing Function Participant of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 33.8)
33.49 Wells Fargo Bank, National Association, as Primary Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 33.1)
33.50 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 33.2)
33.51 Wilmington Trust, National Association, as Trustee of the 7700 Parmer Mortgage Loan (Omitted. See Explanatory Notes.)
33.52 Wells Fargo Bank, National Association, as Certificate Administrator of the 7700 Parmer Mortgage Loan (see Exhibit 33.4)
33.53 Wells Fargo Bank, National Association, as Custodian of the 7700 Parmer Mortgage Loan (see Exhibit 33.5)
33.54 Pentalpha Surveillance LLC, as Operating Advisor of the 7700 Parmer Mortgage Loan
33.55 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 7700 Parmer Mortgage Loan (see Exhibit 33.7)
33.56 National Tax Search, LLC, as Servicing Function Participant of the 7700 Parmer Mortgage Loan (see Exhibit 33.8)
33.57 Wells Fargo Bank, National Association, as Primary Servicer of the 225 Liberty Street Mortgage Loan (see Exhibit 33.1)
33.58 Trimont Real Estate Advisors, LLC, as Special Servicer of the 225 Liberty Street Mortgage Loan
33.59 Wilmington Trust, National Association, as Trustee of the 225 Liberty Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.60 Citibank, N.A., as Certificate Administrator and Custodian of the 225 Liberty Street Mortgage Loan
33.61 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 225 Liberty Street Mortgage Loan (see Exhibit 33.7)
33.62 National Tax Search, LLC, as Servicing Function Participant of the 225 Liberty Street Mortgage Loan (see Exhibit 33.8)
33.63 U.S. Bank National Association, as Servicing Function Participant of the 225 Liberty Street Mortgage Loan
33.64 Wells Fargo Bank, National Association, as Primary Servicer of the 787 Seventh Avenue Mortgage Loan (see Exhibit 33.1)
33.65 Wells Fargo Bank, National Association, as Special Servicer of the 787 Seventh Avenue Mortgage Loan (see Exhibit 33.1)
33.66 Wilmington Trust, National Association, as Trustee of the 787 Seventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
33.67 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 787 Seventh Avenue Mortgage Loan
33.68 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 787 Seventh Avenue Mortgage Loan (see Exhibit 33.7)
33.69 National Tax Search, LLC, as Servicing Function Participant of the 787 Seventh Avenue Mortgage Loan (see Exhibit 33.8)
33.70 Wells Fargo Bank, National Association, as Primary Servicer of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.1)
33.71 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.2)
33.72 Wilmington Trust, National Association, as Trustee of the Naples Grande Beach Resort Mortgage Loan (Omitted. See Explanatory Notes.)
33.73 Wells Fargo Bank, National Association, as Certificate Administrator of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.4)
33.74 Wells Fargo Bank, National Association, as Custodian of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.5)
33.75 Pentalpha Surveillance LLC, as Operating Advisor of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.54)
33.76 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.7)
33.77 National Tax Search, LLC, as Servicing Function Participant of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.8)
33.78 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Park Crossing Mortgage Loan (see Exhibit 33.1)
33.79 CWCapital Asset Management LLC, as Special Servicer of the Columbus Park Crossing Mortgage Loan (Omitted. See Explanatory Notes.)
33.80 Wilmington Trust, National Association, as Trustee of the Columbus Park Crossing Mortgage Loan (Omitted. See Explanatory Notes.)
33.81 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Columbus Park Crossing Mortgage Loan (see Exhibit 33.67)
33.82 Park Bridge Lender Services LLC, as Operating Advisor of the Columbus Park Crossing Mortgage Loan (see Exhibit 33.6)
33.83 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Park Crossing Mortgage Loan (see Exhibit 33.7)
33.84 National Tax Search, LLC, as Servicing Function Participant of the Columbus Park Crossing Mortgage Loan (see Exhibit 33.8)
33.85 Wells Fargo Bank, National Association, as Primary Servicer of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 33.1)
33.86 LNR Partners, LLC, as Special Servicer of the Hagerstown Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)
33.87 Wilmington Trust, National Association, as Trustee of the Hagerstown Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)
33.88 Wells Fargo Bank, National Association, as Certificate Administrator of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 33.4)
33.89 Wells Fargo Bank, National Association, as Custodian of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 33.5)
33.90 Pentalpha Surveillance LLC, as Operating Advisor of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 33.54)
33.91 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 33.7)
33.92 National Tax Search, LLC, as Servicing Function Participant of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Park Bridge Lender Services LLC, as Operating Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 34.1)
34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 34.2)
34.11 Wilmington Trust, National Association, as Trustee of the Williamsburg Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)
34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 34.4)
34.13 Wells Fargo Bank, National Association, as Custodian of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 34.5)
34.14 Park Bridge Lender Services LLC, as Operating Advisor of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 34.6)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 34.7)
34.16 National Tax Search, LLC, as Servicing Function Participant of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 34.8)
34.17 Wells Fargo Bank, National Association, as Primary Servicer of the 600 Broadway Mortgage Loan (see Exhibit 34.1)
34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 600 Broadway Mortgage Loan (see Exhibit 34.2)
34.19 Wilmington Trust, National Association, as Trustee of the 600 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)
34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the 600 Broadway Mortgage Loan (see Exhibit 34.4)
34.21 Wells Fargo Bank, National Association, as Custodian of the 600 Broadway Mortgage Loan (see Exhibit 34.5)
34.22 Park Bridge Lender Services LLC, as Operating Advisor of the 600 Broadway Mortgage Loan (see Exhibit 34.6)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 600 Broadway Mortgage Loan (see Exhibit 34.7)
34.24 National Tax Search, LLC, as Servicing Function Participant of the 600 Broadway Mortgage Loan (see Exhibit 34.8)
34.25 Wells Fargo Bank, National Association, as Primary Servicer of the SLS South Beach Mortgage Loan (see Exhibit 34.1)
34.26 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SLS South Beach Mortgage Loan (see Exhibit 34.2)
34.27 Wilmington Trust, National Association, as Trustee of the SLS South Beach Mortgage Loan (Omitted. See Explanatory Notes.)
34.28 Wells Fargo Bank, National Association, as Certificate Administrator of the SLS South Beach Mortgage Loan (see Exhibit 34.4)
34.29 Wells Fargo Bank, National Association, as Custodian of the SLS South Beach Mortgage Loan (see Exhibit 34.5)
34.30 Park Bridge Lender Services LLC, as Operating Advisor of the SLS South Beach Mortgage Loan (see Exhibit 34.6)
34.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the SLS South Beach Mortgage Loan (see Exhibit 34.7)
34.32 National Tax Search, LLC, as Servicing Function Participant of the SLS South Beach Mortgage Loan (see Exhibit 34.8)
34.33 Wells Fargo Bank, National Association, as Primary Servicer of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 34.1)
34.34 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 34.2)
34.35 Wilmington Trust, National Association, as Trustee of the Hall Office Park A1/G1/G3 Mortgage Loan (Omitted. See Explanatory Notes.)
34.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 34.4)
34.37 Wells Fargo Bank, National Association, as Custodian of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 34.5)
34.38 Park Bridge Lender Services LLC, as Operating Advisor of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 34.6)
34.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 34.7)
34.40 National Tax Search, LLC, as Servicing Function Participant of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 34.8)
34.41 Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 34.1)
34.42 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 34.2)
34.43 Wilmington Trust, National Association, as Trustee of the Renaissance Providence Downtown Hotel Mortgage Loan (Omitted. See Explanatory Notes.)
34.44 Wells Fargo Bank, National Association, as Certificate Administrator of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 34.4)
34.45 Wells Fargo Bank, National Association, as Custodian of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 34.5)
34.46 Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 34.6)
34.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 34.7)
34.48 National Tax Search, LLC, as Servicing Function Participant of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 34.8)
34.49 Wells Fargo Bank, National Association, as Primary Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 34.1)
34.50 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 34.2)
34.51 Wilmington Trust, National Association, as Trustee of the 7700 Parmer Mortgage Loan (Omitted. See Explanatory Notes.)
34.52 Wells Fargo Bank, National Association, as Certificate Administrator of the 7700 Parmer Mortgage Loan (see Exhibit 34.4)
34.53 Wells Fargo Bank, National Association, as Custodian of the 7700 Parmer Mortgage Loan (see Exhibit 34.5)
34.54 Pentalpha Surveillance LLC, as Operating Advisor of the 7700 Parmer Mortgage Loan
34.55 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 7700 Parmer Mortgage Loan (see Exhibit 34.7)
34.56 National Tax Search, LLC, as Servicing Function Participant of the 7700 Parmer Mortgage Loan (see Exhibit 34.8)
34.57 Wells Fargo Bank, National Association, as Primary Servicer of the 225 Liberty Street Mortgage Loan (see Exhibit 34.1)
34.58 Trimont Real Estate Advisors, LLC, as Special Servicer of the 225 Liberty Street Mortgage Loan
34.59 Wilmington Trust, National Association, as Trustee of the 225 Liberty Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.60 Citibank, N.A., as Certificate Administrator and Custodian of the 225 Liberty Street Mortgage Loan
34.61 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 225 Liberty Street Mortgage Loan (see Exhibit 34.7)
34.62 National Tax Search, LLC, as Servicing Function Participant of the 225 Liberty Street Mortgage Loan (see Exhibit 34.8)
34.63 U.S. Bank National Association, as Servicing Function Participant of the 225 Liberty Street Mortgage Loan
34.64 Wells Fargo Bank, National Association, as Primary Servicer of the 787 Seventh Avenue Mortgage Loan (see Exhibit 34.1)
34.65 Wells Fargo Bank, National Association, as Special Servicer of the 787 Seventh Avenue Mortgage Loan (see Exhibit 34.1)
34.66 Wilmington Trust, National Association, as Trustee of the 787 Seventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
34.67 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 787 Seventh Avenue Mortgage Loan
34.68 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 787 Seventh Avenue Mortgage Loan (see Exhibit 34.7)
34.69 National Tax Search, LLC, as Servicing Function Participant of the 787 Seventh Avenue Mortgage Loan (see Exhibit 34.8)
34.70 Wells Fargo Bank, National Association, as Primary Servicer of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.1)
34.71 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.2)
34.72 Wilmington Trust, National Association, as Trustee of the Naples Grande Beach Resort Mortgage Loan (Omitted. See Explanatory Notes.)
34.73 Wells Fargo Bank, National Association, as Certificate Administrator of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.4)
34.74 Wells Fargo Bank, National Association, as Custodian of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.5)
34.75 Pentalpha Surveillance LLC, as Operating Advisor of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.54)
34.76 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.7)
34.77 National Tax Search, LLC, as Servicing Function Participant of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.8)
34.78 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Park Crossing Mortgage Loan (see Exhibit 34.1)
34.79 CWCapital Asset Management LLC, as Special Servicer of the Columbus Park Crossing Mortgage Loan (Omitted. See Explanatory Notes.)
34.80 Wilmington Trust, National Association, as Trustee of the Columbus Park Crossing Mortgage Loan (Omitted. See Explanatory Notes.)
34.81 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Columbus Park Crossing Mortgage Loan (see Exhibit 34.67)
34.82 Park Bridge Lender Services LLC, as Operating Advisor of the Columbus Park Crossing Mortgage Loan (see Exhibit 34.6)
34.83 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Park Crossing Mortgage Loan (see Exhibit 34.7)
34.84 National Tax Search, LLC, as Servicing Function Participant of the Columbus Park Crossing Mortgage Loan (see Exhibit 34.8)
34.85 Wells Fargo Bank, National Association, as Primary Servicer of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 34.1)
34.86 LNR Partners, LLC, as Special Servicer of the Hagerstown Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)
34.87 Wilmington Trust, National Association, as Trustee of the Hagerstown Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)
34.88 Wells Fargo Bank, National Association, as Certificate Administrator of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 34.4)
34.89 Wells Fargo Bank, National Association, as Custodian of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 34.5)
34.90 Pentalpha Surveillance LLC, as Operating Advisor of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 34.54)
34.91 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 34.7)
34.92 National Tax Search, LLC, as Servicing Function Participant of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 35.1)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the 600 Broadway Mortgage Loan (see Exhibit 35.1)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 600 Broadway Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the 600 Broadway Mortgage Loan (see Exhibit 35.3)
35.10 Wells Fargo Bank, National Association, as Primary Servicer of the SLS South Beach Mortgage Loan (see Exhibit 35.1)
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SLS South Beach Mortgage Loan (see Exhibit 35.2)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the SLS South Beach Mortgage Loan (see Exhibit 35.3)
35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 35.1)
35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 35.2)
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 35.3)
35.16 Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 35.1)
35.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 35.2)
35.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 35.3)
35.19 Wells Fargo Bank, National Association, as Primary Servicer of the 7700 Parmer Mortgage Loan
35.20 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 35.2)
35.21 Wells Fargo Bank, National Association, as Certificate Administrator of the 7700 Parmer Mortgage Loan
35.22 Wells Fargo Bank, National Association, as Primary Servicer of the 225 Liberty Street Mortgage Loan
35.23 Trimont Real Estate Advisors, LLC, as Special Servicer of the 225 Liberty Street Mortgage Loan (Omitted. See Explanatory Notes.)
35.24 Citibank, N.A., as Certificate Administrator of the 225 Liberty Street Mortgage Loan (Omitted. See Explanatory Notes.)
35.25 Wells Fargo Bank, National Association, as Primary Servicer of the 787 Seventh Avenue Mortgage Loan
35.26 Wells Fargo Bank, National Association, as Special Servicer of the 787 Seventh Avenue Mortgage Loan
35.27 Deutsche Bank Trust Company Americas, as Certificate Administrator of the 787 Seventh Avenue Mortgage Loan
35.28 Wells Fargo Bank, National Association, as Primary Servicer of the Naples Grande Beach Resort Mortgage Loan
35.29 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 35.2)
35.30 Wells Fargo Bank, National Association, as Certificate Administrator of the Naples Grande Beach Resort Mortgage Loan
35.31 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Park Crossing Mortgage Loan
35.32 CWCapital Asset Management LLC, as Special Servicer of the Columbus Park Crossing Mortgage Loan (Omitted. See Explanatory Notes.)
35.33 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Columbus Park Crossing Mortgage Loan
35.34 Wells Fargo Bank, National Association, as Primary Servicer of the Hagerstown Premium Outlets Mortgage Loan
35.35 LNR Partners, LLC, as Special Servicer of the Hagerstown Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)
35.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Hagerstown Premium Outlets Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of March 31, 2016, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of March 31, 2016, between Deutsche Mortgage & Asset Receiving Corporation and JPMorgan Chase Bank, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein)

99.3 Amended and Restated Co-Lender Agreement, dated as of July 29, 2016, between Wilmington Trust, National Association, as Trustee, for the benefit of the Holders of DBJPM 2016-C1 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-C1, as Note A-1 Holder, German American Capital Corporation, as Note A-2 Holder, German American Capital Corporation, as Note A-3-A Holder, German American Capital Corporation, as Note A-3-B Holder, German American Capital Corporation, as Note A-4 Holder (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on August 4, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Deutsche Mortgage & Asset Receiving Corporation
(Depositor)

/s/ Helaine M. Kaplan

Helaine M. Kaplan, President

(senior officer in charge of securitization of the depositor)

Date: March 24, 2017

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 24, 2017

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of April 1, 2016, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on June 1, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of December 1, 2015, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.3 Trust and Servicing Agreement, dated as of February 6, 2016, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Trimont Real Estate Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Certificate Administrator (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.4 Trust and Servicing Agreement, dated as of March 1, 2016, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer and Special Servicer, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.5 Pooling and Servicing Agreement, dated as of March 1, 2016, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.6 Pooling and Servicing Agreement, dated as of March 1, 2016, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K/A filed on June 1, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.7 Pooling and Servicing Agreement, dated as of July 1, 2016, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 4, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.8 Co-Lender Agreement, dated as of March 16, 2016, between German American Capital Corporation, as Note A-1 Holder, German American Capital Corporation, as Note A-2 Holder, German American Capital Corporation, as Note A-3 Holder, German American Capital Corporation, as Note A-4 Holder, German American Capital Corporation, as Note A-5 Holder, and German American Capital Corporation, as Note A-6 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.9 Co-Lender Agreement, dated as of April 13, 2016, between The Bank of New York Mellon, as Note A-1 Holder, The Bank of New York Mellon, as Note A-2-1 Holder, The Bank of New York Mellon, as Note A-2-2 Holder, The Bank of New York Mellon, as Note A-3 Holder, German American Capital Corporation, as Note A-4 Holder, German American Capital Corporation, as Note A-5-1 Holder, German American Capital Corporation, as Note A-5-2 Holder, and German American Capital Corporation, as Note A-6 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.10 Co-Lender Agreement, dated as of April 1, 2016, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.11 Co-Lender Agreement, dated as of April 19, 2016, between German American Capital Corporation, as Note A-1 Holder, and German American Capital Corporation, as Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.12 Co-Lender Agreement, dated as of April 1, 2016, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.13 Co-Lender Agreement, dated as of December 29, 2016, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.14 Co-Lender Agreement, dated as of February 6, 2016, among Citigroup Global Markets Realty Corp., as Initial Note A-1A Holder, German American Capital Corporation, as Initial Note A-1B Holder, Wells Fargo Bank, National Association, as Initial Note A-1C Holder, Citigroup Global Markets Realty Corp., as Initial Note A-1D Holder, German American Capital Corporation, as Initial Note A-1E Holder, Wells Fargo Bank, National Association, as Initial Note A-1F Holder, Citigroup Global Markets Realty Corp., as Initial Note A-2A Holder, German American Capital Corporation, as Initial Note A-2B Holder, and Wells Fargo Bank, National Association, as Initial Note A-2C Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.15 Amended and Restated Co-Lender Agreement, dated as of March 28, 2016, by and between Wilmington Trust, National Association, not in its individual capacity but solely as Trustee for the benefit of the Holders of COMM 2016-787S Mortgage Trust Commercial Mortgage Pass-Through Certificates, as Note A-1 Holder, Note A-2 Holder, Note A-3 Holder, Note A-4 Holder, Note A-5 Holder and Note A-6 Holder, German American Capital Corporation, as Note A-7 Holder and Note A-8 Holder, and Wilmington Trust, National Association, not in its individual capacity but solely as Trustee for the benefit of the Holders of COMM 2016-787S Mortgage Trust Commercial Mortgage Pass-Through Certificates, as Note B Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.16 Co-Lender Agreement, dated as of March 15, 2016, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

4.17 Co-Lender Agreement, dated as of March 16, 2016, between German American Capital Corporation, as Note A-1 Holder, and German American Capital Corporation, as Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Park Bridge Lender Services LLC, as Operating Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 33.1)
33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 33.2)
33.11 Wilmington Trust, National Association, as Trustee of the Williamsburg Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)
33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 33.4)
33.13 Wells Fargo Bank, National Association, as Custodian of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 33.5)
33.14 Park Bridge Lender Services LLC, as Operating Advisor of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 33.6)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 33.7)
33.16 National Tax Search, LLC, as Servicing Function Participant of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 33.8)
33.17 Wells Fargo Bank, National Association, as Primary Servicer of the 600 Broadway Mortgage Loan (see Exhibit 33.1)
33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 600 Broadway Mortgage Loan (see Exhibit 33.2)
33.19 Wilmington Trust, National Association, as Trustee of the 600 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)
33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the 600 Broadway Mortgage Loan (see Exhibit 33.4)
33.21 Wells Fargo Bank, National Association, as Custodian of the 600 Broadway Mortgage Loan (see Exhibit 33.5)
33.22 Park Bridge Lender Services LLC, as Operating Advisor of the 600 Broadway Mortgage Loan (see Exhibit 33.6)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 600 Broadway Mortgage Loan (see Exhibit 33.7)
33.24 National Tax Search, LLC, as Servicing Function Participant of the 600 Broadway Mortgage Loan (see Exhibit 33.8)
33.25 Wells Fargo Bank, National Association, as Primary Servicer of the SLS South Beach Mortgage Loan (see Exhibit 33.1)
33.26 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SLS South Beach Mortgage Loan (see Exhibit 33.2)
33.27 Wilmington Trust, National Association, as Trustee of the SLS South Beach Mortgage Loan (Omitted. See Explanatory Notes.)
33.28 Wells Fargo Bank, National Association, as Certificate Administrator of the SLS South Beach Mortgage Loan (see Exhibit 33.4)
33.29 Wells Fargo Bank, National Association, as Custodian of the SLS South Beach Mortgage Loan (see Exhibit 33.5)
33.30 Park Bridge Lender Services LLC, as Operating Advisor of the SLS South Beach Mortgage Loan (see Exhibit 33.6)
33.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the SLS South Beach Mortgage Loan (see Exhibit 33.7)
33.32 National Tax Search, LLC, as Servicing Function Participant of the SLS South Beach Mortgage Loan (see Exhibit 33.8)
33.33 Wells Fargo Bank, National Association, as Primary Servicer of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 33.1)
33.34 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 33.2)
33.35 Wilmington Trust, National Association, as Trustee of the Hall Office Park A1/G1/G3 Mortgage Loan (Omitted. See Explanatory Notes.)
33.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 33.4)
33.37 Wells Fargo Bank, National Association, as Custodian of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 33.5)
33.38 Park Bridge Lender Services LLC, as Operating Advisor of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 33.6)
33.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 33.7)
33.40 National Tax Search, LLC, as Servicing Function Participant of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 33.8)
33.41 Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 33.1)
33.42 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 33.2)
33.43 Wilmington Trust, National Association, as Trustee of the Renaissance Providence Downtown Hotel Mortgage Loan (Omitted. See Explanatory Notes.)
33.44 Wells Fargo Bank, National Association, as Certificate Administrator of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 33.4)
33.45 Wells Fargo Bank, National Association, as Custodian of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 33.5)
33.46 Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 33.6)
33.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 33.7)
33.48 National Tax Search, LLC, as Servicing Function Participant of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 33.8)
33.49 Wells Fargo Bank, National Association, as Primary Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 33.1)
33.50 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 33.2)
33.51 Wilmington Trust, National Association, as Trustee of the 7700 Parmer Mortgage Loan (Omitted. See Explanatory Notes.)
33.52 Wells Fargo Bank, National Association, as Certificate Administrator of the 7700 Parmer Mortgage Loan (see Exhibit 33.4)
33.53 Wells Fargo Bank, National Association, as Custodian of the 7700 Parmer Mortgage Loan (see Exhibit 33.5)
33.54 Pentalpha Surveillance LLC, as Operating Advisor of the 7700 Parmer Mortgage Loan
33.55 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 7700 Parmer Mortgage Loan (see Exhibit 33.7)
33.56 National Tax Search, LLC, as Servicing Function Participant of the 7700 Parmer Mortgage Loan (see Exhibit 33.8)
33.57 Wells Fargo Bank, National Association, as Primary Servicer of the 225 Liberty Street Mortgage Loan (see Exhibit 33.1)
33.58 Trimont Real Estate Advisors, LLC, as Special Servicer of the 225 Liberty Street Mortgage Loan
33.59 Wilmington Trust, National Association, as Trustee of the 225 Liberty Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.60 Citibank, N.A., as Certificate Administrator and Custodian of the 225 Liberty Street Mortgage Loan
33.61 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 225 Liberty Street Mortgage Loan (see Exhibit 33.7)
33.62 National Tax Search, LLC, as Servicing Function Participant of the 225 Liberty Street Mortgage Loan (see Exhibit 33.8)
33.63 U.S. Bank National Association, as Servicing Function Participant of the 225 Liberty Street Mortgage Loan
33.64 Wells Fargo Bank, National Association, as Primary Servicer of the 787 Seventh Avenue Mortgage Loan (see Exhibit 33.1)
33.65 Wells Fargo Bank, National Association, as Special Servicer of the 787 Seventh Avenue Mortgage Loan (see Exhibit 33.1)
33.66 Wilmington Trust, National Association, as Trustee of the 787 Seventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
33.67 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 787 Seventh Avenue Mortgage Loan
33.68 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 787 Seventh Avenue Mortgage Loan (see Exhibit 33.7)
33.69 National Tax Search, LLC, as Servicing Function Participant of the 787 Seventh Avenue Mortgage Loan (see Exhibit 33.8)
33.70 Wells Fargo Bank, National Association, as Primary Servicer of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.1)
33.71 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.2)
33.72 Wilmington Trust, National Association, as Trustee of the Naples Grande Beach Resort Mortgage Loan (Omitted. See Explanatory Notes.)
33.73 Wells Fargo Bank, National Association, as Certificate Administrator of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.4)
33.74 Wells Fargo Bank, National Association, as Custodian of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.5)
33.75 Pentalpha Surveillance LLC, as Operating Advisor of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.54)
33.76 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.7)
33.77 National Tax Search, LLC, as Servicing Function Participant of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 33.8)
33.78 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Park Crossing Mortgage Loan (see Exhibit 33.1)
33.79 CWCapital Asset Management LLC, as Special Servicer of the Columbus Park Crossing Mortgage Loan (Omitted. See Explanatory Notes.)
33.80 Wilmington Trust, National Association, as Trustee of the Columbus Park Crossing Mortgage Loan (Omitted. See Explanatory Notes.)
33.81 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Columbus Park Crossing Mortgage Loan (see Exhibit 33.67)
33.82 Park Bridge Lender Services LLC, as Operating Advisor of the Columbus Park Crossing Mortgage Loan (see Exhibit 33.6)
33.83 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Park Crossing Mortgage Loan (see Exhibit 33.7)
33.84 National Tax Search, LLC, as Servicing Function Participant of the Columbus Park Crossing Mortgage Loan (see Exhibit 33.8)
33.85 Wells Fargo Bank, National Association, as Primary Servicer of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 33.1)
33.86 LNR Partners, LLC, as Special Servicer of the Hagerstown Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)
33.87 Wilmington Trust, National Association, as Trustee of the Hagerstown Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)
33.88 Wells Fargo Bank, National Association, as Certificate Administrator of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 33.4)
33.89 Wells Fargo Bank, National Association, as Custodian of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 33.5)
33.90 Pentalpha Surveillance LLC, as Operating Advisor of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 33.54)
33.91 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 33.7)
33.92 National Tax Search, LLC, as Servicing Function Participant of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Park Bridge Lender Services LLC, as Operating Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 34.1)
34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 34.2)
34.11 Wilmington Trust, National Association, as Trustee of the Williamsburg Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)
34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 34.4)
34.13 Wells Fargo Bank, National Association, as Custodian of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 34.5)
34.14 Park Bridge Lender Services LLC, as Operating Advisor of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 34.6)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 34.7)
34.16 National Tax Search, LLC, as Servicing Function Participant of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 34.8)
34.17 Wells Fargo Bank, National Association, as Primary Servicer of the 600 Broadway Mortgage Loan (see Exhibit 34.1)
34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 600 Broadway Mortgage Loan (see Exhibit 34.2)
34.19 Wilmington Trust, National Association, as Trustee of the 600 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)
34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the 600 Broadway Mortgage Loan (see Exhibit 34.4)
34.21 Wells Fargo Bank, National Association, as Custodian of the 600 Broadway Mortgage Loan (see Exhibit 34.5)
34.22 Park Bridge Lender Services LLC, as Operating Advisor of the 600 Broadway Mortgage Loan (see Exhibit 34.6)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 600 Broadway Mortgage Loan (see Exhibit 34.7)
34.24 National Tax Search, LLC, as Servicing Function Participant of the 600 Broadway Mortgage Loan (see Exhibit 34.8)
34.25 Wells Fargo Bank, National Association, as Primary Servicer of the SLS South Beach Mortgage Loan (see Exhibit 34.1)
34.26 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SLS South Beach Mortgage Loan (see Exhibit 34.2)
34.27 Wilmington Trust, National Association, as Trustee of the SLS South Beach Mortgage Loan (Omitted. See Explanatory Notes.)
34.28 Wells Fargo Bank, National Association, as Certificate Administrator of the SLS South Beach Mortgage Loan (see Exhibit 34.4)
34.29 Wells Fargo Bank, National Association, as Custodian of the SLS South Beach Mortgage Loan (see Exhibit 34.5)
34.30 Park Bridge Lender Services LLC, as Operating Advisor of the SLS South Beach Mortgage Loan (see Exhibit 34.6)
34.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the SLS South Beach Mortgage Loan (see Exhibit 34.7)
34.32 National Tax Search, LLC, as Servicing Function Participant of the SLS South Beach Mortgage Loan (see Exhibit 34.8)
34.33 Wells Fargo Bank, National Association, as Primary Servicer of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 34.1)
34.34 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 34.2)
34.35 Wilmington Trust, National Association, as Trustee of the Hall Office Park A1/G1/G3 Mortgage Loan (Omitted. See Explanatory Notes.)
34.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 34.4)
34.37 Wells Fargo Bank, National Association, as Custodian of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 34.5)
34.38 Park Bridge Lender Services LLC, as Operating Advisor of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 34.6)
34.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 34.7)
34.40 National Tax Search, LLC, as Servicing Function Participant of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 34.8)
34.41 Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 34.1)
34.42 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 34.2)
34.43 Wilmington Trust, National Association, as Trustee of the Renaissance Providence Downtown Hotel Mortgage Loan (Omitted. See Explanatory Notes.)
34.44 Wells Fargo Bank, National Association, as Certificate Administrator of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 34.4)
34.45 Wells Fargo Bank, National Association, as Custodian of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 34.5)
34.46 Park Bridge Lender Services LLC, as Operating Advisor of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 34.6)
34.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 34.7)
34.48 National Tax Search, LLC, as Servicing Function Participant of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 34.8)
34.49 Wells Fargo Bank, National Association, as Primary Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 34.1)
34.50 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 34.2)
34.51 Wilmington Trust, National Association, as Trustee of the 7700 Parmer Mortgage Loan (Omitted. See Explanatory Notes.)
34.52 Wells Fargo Bank, National Association, as Certificate Administrator of the 7700 Parmer Mortgage Loan (see Exhibit 34.4)
34.53 Wells Fargo Bank, National Association, as Custodian of the 7700 Parmer Mortgage Loan (see Exhibit 34.5)
34.54 Pentalpha Surveillance LLC, as Operating Advisor of the 7700 Parmer Mortgage Loan
34.55 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 7700 Parmer Mortgage Loan (see Exhibit 34.7)
34.56 National Tax Search, LLC, as Servicing Function Participant of the 7700 Parmer Mortgage Loan (see Exhibit 34.8)
34.57 Wells Fargo Bank, National Association, as Primary Servicer of the 225 Liberty Street Mortgage Loan (see Exhibit 34.1)
34.58 Trimont Real Estate Advisors, LLC, as Special Servicer of the 225 Liberty Street Mortgage Loan
34.59 Wilmington Trust, National Association, as Trustee of the 225 Liberty Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.60 Citibank, N.A., as Certificate Administrator and Custodian of the 225 Liberty Street Mortgage Loan
34.61 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 225 Liberty Street Mortgage Loan (see Exhibit 34.7)
34.62 National Tax Search, LLC, as Servicing Function Participant of the 225 Liberty Street Mortgage Loan (see Exhibit 34.8)
34.63 U.S. Bank National Association, as Servicing Function Participant of the 225 Liberty Street Mortgage Loan
34.64 Wells Fargo Bank, National Association, as Primary Servicer of the 787 Seventh Avenue Mortgage Loan (see Exhibit 34.1)
34.65 Wells Fargo Bank, National Association, as Special Servicer of the 787 Seventh Avenue Mortgage Loan (see Exhibit 34.1)
34.66 Wilmington Trust, National Association, as Trustee of the 787 Seventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
34.67 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 787 Seventh Avenue Mortgage Loan
34.68 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 787 Seventh Avenue Mortgage Loan (see Exhibit 34.7)
34.69 National Tax Search, LLC, as Servicing Function Participant of the 787 Seventh Avenue Mortgage Loan (see Exhibit 34.8)
34.70 Wells Fargo Bank, National Association, as Primary Servicer of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.1)
34.71 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.2)
34.72 Wilmington Trust, National Association, as Trustee of the Naples Grande Beach Resort Mortgage Loan (Omitted. See Explanatory Notes.)
34.73 Wells Fargo Bank, National Association, as Certificate Administrator of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.4)
34.74 Wells Fargo Bank, National Association, as Custodian of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.5)
34.75 Pentalpha Surveillance LLC, as Operating Advisor of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.54)
34.76 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.7)
34.77 National Tax Search, LLC, as Servicing Function Participant of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 34.8)
34.78 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Park Crossing Mortgage Loan (see Exhibit 34.1)
34.79 CWCapital Asset Management LLC, as Special Servicer of the Columbus Park Crossing Mortgage Loan (Omitted. See Explanatory Notes.)
34.80 Wilmington Trust, National Association, as Trustee of the Columbus Park Crossing Mortgage Loan (Omitted. See Explanatory Notes.)
34.81 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Columbus Park Crossing Mortgage Loan (see Exhibit 34.67)
34.82 Park Bridge Lender Services LLC, as Operating Advisor of the Columbus Park Crossing Mortgage Loan (see Exhibit 34.6)
34.83 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Park Crossing Mortgage Loan (see Exhibit 34.7)
34.84 National Tax Search, LLC, as Servicing Function Participant of the Columbus Park Crossing Mortgage Loan (see Exhibit 34.8)
34.85 Wells Fargo Bank, National Association, as Primary Servicer of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 34.1)
34.86 LNR Partners, LLC, as Special Servicer of the Hagerstown Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)
34.87 Wilmington Trust, National Association, as Trustee of the Hagerstown Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)
34.88 Wells Fargo Bank, National Association, as Certificate Administrator of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 34.4)
34.89 Wells Fargo Bank, National Association, as Custodian of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 34.5)
34.90 Pentalpha Surveillance LLC, as Operating Advisor of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 34.54)
34.91 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 34.7)
34.92 National Tax Search, LLC, as Servicing Function Participant of the Hagerstown Premium Outlets Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 35.1)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the 600 Broadway Mortgage Loan (see Exhibit 35.1)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 600 Broadway Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the 600 Broadway Mortgage Loan (see Exhibit 35.3)
35.10 Wells Fargo Bank, National Association, as Primary Servicer of the SLS South Beach Mortgage Loan (see Exhibit 35.1)
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SLS South Beach Mortgage Loan (see Exhibit 35.2)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the SLS South Beach Mortgage Loan (see Exhibit 35.3)
35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 35.1)
35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 35.2)
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Hall Office Park A1/G1/G3 Mortgage Loan (see Exhibit 35.3)
35.16 Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 35.1)
35.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 35.2)
35.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Renaissance Providence Downtown Hotel Mortgage Loan (see Exhibit 35.3)
35.19 Wells Fargo Bank, National Association, as Primary Servicer of the 7700 Parmer Mortgage Loan
35.20 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 7700 Parmer Mortgage Loan (see Exhibit 35.2)
35.21 Wells Fargo Bank, National Association, as Certificate Administrator of the 7700 Parmer Mortgage Loan
35.22 Wells Fargo Bank, National Association, as Primary Servicer of the 225 Liberty Street Mortgage Loan
35.23 Trimont Real Estate Advisors, LLC, as Special Servicer of the 225 Liberty Street Mortgage Loan (Omitted. See Explanatory Notes.)
35.24 Citibank, N.A., as Certificate Administrator of the 225 Liberty Street Mortgage Loan (Omitted. See Explanatory Notes.)
35.25 Wells Fargo Bank, National Association, as Primary Servicer of the 787 Seventh Avenue Mortgage Loan
35.26 Wells Fargo Bank, National Association, as Special Servicer of the 787 Seventh Avenue Mortgage Loan
35.27 Deutsche Bank Trust Company Americas, as Certificate Administrator of the 787 Seventh Avenue Mortgage Loan
35.28 Wells Fargo Bank, National Association, as Primary Servicer of the Naples Grande Beach Resort Mortgage Loan
35.29 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Naples Grande Beach Resort Mortgage Loan (see Exhibit 35.2)
35.30 Wells Fargo Bank, National Association, as Certificate Administrator of the Naples Grande Beach Resort Mortgage Loan
35.31 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Park Crossing Mortgage Loan
35.32 CWCapital Asset Management LLC, as Special Servicer of the Columbus Park Crossing Mortgage Loan (Omitted. See Explanatory Notes.)
35.33 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Columbus Park Crossing Mortgage Loan
35.34 Wells Fargo Bank, National Association, as Primary Servicer of the Hagerstown Premium Outlets Mortgage Loan
35.35 LNR Partners, LLC, as Special Servicer of the Hagerstown Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)
35.36 Wells Fargo Bank, National Association, as Certificate Administrator of the Hagerstown Premium Outlets Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of March 31, 2016, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of March 31, 2016, between Deutsche Mortgage & Asset Receiving Corporation and JPMorgan Chase Bank, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on April 20, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein)

99.3 Amended and Restated Co-Lender Agreement, dated as of July 29, 2016, between Wilmington Trust, National Association, as Trustee, for the benefit of the Holders of DBJPM 2016-C1 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-C1, as Note A-1 Holder, German American Capital Corporation, as Note A-2 Holder, German American Capital Corporation, as Note A-3-A Holder, German American Capital Corporation, as Note A-3-B Holder, German American Capital Corporation, as Note A-4 Holder (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on August 4, 2016 under Commission File No. 333-206705-03 and incorporated by reference herein)